Form 10KSB
period 2007-12-31
Alpine Management LTD
filed 2008-03-31
CIK 1418243

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2007.

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED
(Name of Small Business Issuer in Its Charter)

Delaware	83-0491742
(State of Incorporation)	(IRS Identification Number)

PO Box 735, Alpine, New Jersey	07620
(Address of principal executive offices)	(Zip Code)

917-915-8857
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  $.0001 par value common stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Indicate by check park whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No___

State issuer's revenues for its most recent fiscal year.   0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

As of December 31, 2007, there were 10,004,000 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

ALPINE MANAGEMENT LIMITED
10-KSB
December 31, 2007

PART I

Item 1.  DESCRIPTION OF BUSINESS

Alpine Management Limited (“Alpine”) was organized under the laws of the State of Delaware on August 20, 2007. Alpine was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Alpine has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

In August 2007, Alpine sold 10,000,000 shares of its common stock to its two founders at $0.0001 per share.  In September 2007, in reliance upon Section 4(2) of the Securities Act, of 1933 (the “Securities Act”) we sold 4,000 shares of common stock at $0.50 per share to 20 investors for a total of $2,000.

Alpine was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to seek the perceived advantages of publicly-held corporation.  Alpine's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings.  Alpine has not restricted its search to any specific business, industry or geographical location.

Alpine does not currently engage in any business activities which provide any cash flow.

Although Alpine is subject to regulation under the Securities Exchange Act of 1934, management believes Alpine is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities.  The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act.  Alpine believes that its principal activities will not subject it to regulation under the Investment Company Act.  Nevertheless, there can be no assurances that Alpine will not be deemed to be an Investment Company.  In the event Alpine is deemed to be an Investment Company, Alpine may be subject to certain restrictions relating to Alpine's activities, including restrictions on the nature of its investments and the issuance of securities. Alpine has obtained no formal determination from the Securities and Exchange Commission as to the status of Alpine under the Investment Company Act of 1940.

Alpine presently has no employees.

Alpine has not yet begun to look for a merger candidate.

Alpine intends to structure any future merger in such a manner as to minimize federal and state tax consequences to Alpine and any target company.

Item 2.  PROPERTIES

Alpine is presently using the offices of James Hahn, its President, at no cost to the company. Such arrangement is expected to continue until a business combination is effected.

Alpine currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

Item 3.  LEGAL PROCEEDINGS

Alpine is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Alpine which may materially affect Alpine.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders meetings in the fourth quarter of this fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
OF EQUITY SECURITIES

There is no public trading market for Alpine's common shares.  As of December 31, 2007, there were 10,004,000 shares of common stock outstanding.  The par value per share is $0.0001.  Alpine has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future.

There are a total of twenty-two holders of Alpine's common shares. Alpine does not have any equity compensation plans.

In August 2007, we sold 10,000,000 shares of our common stock to our two founders at $0.0001 per share. In September 2007, we sold 4,000 shares of common stock to 20 people at $0.50 per share. We relied on Section 4(2) in these two offerings.

Item 6.  PLAN OF OPERATION

Alpine does not currently engage in any business activities which provide any cash flow.

Alpine may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital.   A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Alpine  (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Alpine will combine with just one target business.  Management also anticipates that upon consummation of a business combination, there will be a change in control in Alpine which will most likely result in the resignation or removal of Alpine's present officers and directors.

Upon the consummation of a business combination, the target business will have significantly more assets than Alpine; therefore, management plans to offer a controlling interest in Alpine to the target business.  Alpine will attempt to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code").  In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of Alpine, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

Management anticipates that it may be able to effect only one potential business combination, due primarily to Alpine’s limited financing.  As a result, Alpine will not be able to offset potential losses from one venture against gains from another.

The analysis of business combinations will be undertaken by the officers, directors and controlling shareholders of Alpine, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

Alpine management believes that the securities to be issued in any merger will be issued in reliance on exemptions from registration under applicable federal and state securities laws and that the terms of a merger will be based upon the respective needs and desires of Alpine and the merger candidate and relative negotiating strength of Alpine and such other management.

Item 7.   FINANCIAL STATEMENTS

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Auditor                                                                                          F-2

Financial Statements:

   Balance Sheet as of December 31, 2007                                                                          F-3

   Statement of Operations for the period
      August 20, 2007 (date of inception) to
December 31, 2007                                                                                                         F-4

   Statement of Changes in Stockholders’ Equity for
      the period August 20, 2007 (date of inception)
      to December 31, 2007                                                                                                       F-5

   Statement of Cash Flows for the period
      August 20, 2007 (date of inception) to
December 31, 2007                                                                                                         F-6

    Notes to Financial Statements                                                                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine Management Limited

I have audited the accompanying balance sheet of Alpine Management Limited (the Company), a development stage company, as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period August 20, 2007 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Management Limited, a development stage company, as of December 31, 2007 and the results of its operations and its cash flows for the period August 20, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 21, 2008

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheet

December 31,
2007
Assets

Current assets:
Cash and cash equivalents	$11,740

Total current assets	11,740

Other assets	-

Total assets	$11,740

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable and accrued expenses	$13,738
Loan payable to related party	5,000

Total current liabilities	18,738

Other liabilities	-

Total liabilities	18,738

Commitments and contingencies

Stockholder's equity:
Common stock, $.0001 par value; 50,000,000 shares
authorized, 10,004,000 shares issued and outstanding	1,000
Additional paid-in capital	12,000
Deficit accumulated during the development stage	(19,998)

Total stockholder's equity	(6,998)

Total liabilities and stockholder's equity	$11,740

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statement of Operations

For the Period
August 20, 2007
(Inception) to
December 31, 2007

Revenues	$-

Expenses:
General and administrative	19,998

Total expenses	19,998

Net loss	$(19,998)

Net loss per common share, basic and diluted	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	10,004,000

See notes to financial statements.

Statement of Changes in Stockholders' Equity
For the Period August 20, 2007 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash
in August 2007	10,004,000	$1,000	$2,000	$-	$3,000

Capital contributions	-	-	10,000	-	10,000

Net loss for the period August 20, 2007
to December 31, 2007	-	-	-	(19,998)	(19,998)
					-
Balances, December 31, 2007	10,004,000	$1,000	$12,000	$(19,998)	$(6,998)

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statement of Cash Flows

For the Period
August 20, 2007
(Inception) to
December 31, 2007

Cash flows from operating activities:
Net loss	$(19,998)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,738

Net cash used in operating activities	(6,260)

Cash flows from investing activities	-

Cash flows from financing activities:
Proceeds from sale of common stock	3,000
Increase in shareholder loan	5,000
Capital contributions	10,000

Net cash provided by financing activities	18,000

Net increase in cash	11,740

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$11,740

Supplemental disclosures of cash flow information:
Interest paid	$-

Income taxes paid	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Period August 20, 2007 (Inception) to December 31, 2007

 NOTE 1 – ORGANIZATION

Alpine Management Limited (the “Company”) was incorporated in the State of Delaware on August 20, 2007.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.  The Company has not commenced planned principal operations.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and preparing a registration statement on Form 10-SB to file with the Securities and Exchange Commission.

At December 31, 2007, the Company had negative working capital and stockholders’ deficiency of $6,998.  For the period August 20, 2007 (inception) to December 31, 2007, the Company incurred a net loss of $19,998.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash and cash equivalents – For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Period August 20, 2007 (Inception) to December 31, 2007

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes – Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share – Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

Concentration of credit risk – The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains its cash balance with one financial institution, in the form of a demand deposit account.

NOTE 3 – LOAN PAYABLE TO RELATED PARTY

The loan payable to related party of $5,000 at December 31, 2007 is due to a company (the “First Stockholder”) controlled by the Company’s chief executive officer and director, is non-interest bearing, and is due on demand.

 NOTE 4 – STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total, to the First Stockholder.  For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $500.

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total to another officer and director (the “Second Stockholder”).  In September 2007, the Second Stockholder made additional contributions to the Company of $9,500.

 In August 2007, the Company sold a total of 4,000 shares of its common stock at a price of $.50 per share, or $2,000 total, to 20 unrelated individuals.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Period August 20, 2007 (Inception) to December 31, 2007

 NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At December 31, 2007, deferred tax assets consist of:

Net operating loss carryforward	$ 6,799
Less valuation allowance	(6,799)

Net	$ -

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $6,799 attributable to the future utilization of the $19,998 net operating loss carryforward as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $19,998 expires in year 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

 NOTE 6 – COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from the president’s business office at no cost to the Company.  The president has agreed to continue this arrangement until the Company completes a business combination. The officers and directors have not received any compensation for their services rendered to the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8-A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, E. James Hahn, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon this review, Mr. Hahn concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8-A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8-B. OTHER INFORMATION

N/A

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,  CONTROL PERSONS AND CORPORATE GOVERNANE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of Alpine, and further information concerning them are as follows:
Name	Age	Position

E. James Hahn	43	President, Director

Kin Mer Au(1)	43	Secretary, Chief Financial Officer,
		Director
____________________
 (1) Ms. Au resigned on March 10, 2008

 BIOGRAPHY

E. James Hahn has been President and director of Alpine Management Limited since August 2007. Mr. Hahn has been a principal of the private equity firm Alpine Venture Associates since 2002. He is a graduate of the Wharton School of the University of Pennsylvania.

Kin Mer Au is a graduate of Holy Family Canossian College in Hong Kong.   Ms. Au worked for NatWest Bank in Hong Kong as an Account Officer from 1995-1998, and is currently a private investor.

Mr. Hahn and Ms. Au did not file reports required by Section 16(a) of the Securities Act of 1934 on a timely basis.

Alpine has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  Alpine will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Alpine does not have a separately designated standing audit committee.  The entire board of directors acts as its audit committee.  Alpine does not have an audit committee “financial expert” as defined in Item 401(e) of Regulation S-B because it does not have the necessary funds required to attract such a financial expert to serve on its board.

Item 10.  EXECUTIVE COMPENSATION

No officer or director of Alpine has received any cash remuneration since Alpine's inception, and none accrued any remuneration from Alpine since inception.  No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.  None of the officers and directors intends to devote more than twenty hours per month to Alpine's affairs.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Alpine's Common Stock as of December 31, 2007 by (i) each person who is known by Alpine to own beneficially more than 5% of Alpine's outstanding Common Stock; (ii) each of Alpine's officers and directors; and (iii) all directors and officers of Alpine as a group.  It also includes the percent to be owned before and after Alpine’s initial public offering.

Name and Address ofBeneficial Owner	Amount of Beneficial Ownership	Percentage of Class(2)

E. James Hahn(1)PO Box 735Alpine, New Jersey 07620	5,000,000	49.98%

Kin Mer Au5B, Trillion Court, Dragon Terrace, North Point, Hong Kong	5,000,000	49.98%

All Executive Officers and Directors as a Group (1 Persons)	5,000,000	49.98%

__________________________________
(1) Mr. Hahn is President and director of Alpine.
(2) Ms. Au residned as an officer and director of Alpine on March 10, 2008.
(3) Out of a total of 10,004,000 shares outstanding.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no relationships or transactions required to be disclosed under this Item.

Neither of our directors is independent under the independence standards applicable to Alpine.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

N/A

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
For the period ended December 31, 2007, the aggregate fees billed for professional services rendered by our independent audit for the audit of our annual financial statements and for services provided by our auditor in connection with any statutory and regulatory filings or engagements was $10,000.

Tax Fees
The aggregate fees billed in 2007 for professional services rendered by our principal accountant for tax compliance, tax advise and tax planning was $0.

All Other Fees
The aggregate fees billed in 2007 for products and services provided by our principal accountant, other than the audit, audit-related or tax fees was $0.

The engagement to render audit services was entered into pursuant to pre-approval policies and procedures established by our board of directors. The procedures and policies are detailed and do not include delegation of the board (acting as audit committee) responsibilities under the Securities Exchange Act of 1934 to management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE MANAGEMENT LIMITED

/s/ E. James Hahn
E. James Hahn, Chief Executive Officer and Chief Financial Officer
Dated: March 26, 2008

    In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

/s/ E. James Hahn
E. James Hahn, Chief Executive Officer and Chief Financial Officer
Dated: March 26, 2008

 *  *  *

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of  the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.