Form 10QSB
period 2008-03-31
Alpine Management LTD
filed 2008-05-15
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED

(Exact name of small business issuer as specified in its charter)

Delaware	83-0491742
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620

(Address of Principal Executive Offices)

(917) 915-8857

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: there were 10,004,000 shares outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the three months ended March 31, 2008 and for the period August 20, 2007(date of inception) to March 31, 2008 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2008 and for the period August 20, 2007 (date of inception) to March 31, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$6,752	$11,740

Total current assets	6,752	11,740

Other assets	-	-

Total assets	$6,752	$11,740

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$15,000	$13,738
Loan payable to related party	10,060	5,000

Total current liabilities	25,060	18,738

Other liabilities	-	-

Total liabilities	25,060	18,738

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares authorized, 10,004,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(31,308)	(19,998)

Total stockholders' equity (deficiency)	(18,308)	(6,998)

Total liabilities and stockholders' equity (deficiency)	$6,752	$11,740

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative
		During the
		Development
		Stage
	Three Months	(August 20,
	Ended	2007 to
	March 31, 2008	March 31, 2008)

Revenues	$-	$-

Expenses:
General and administrative	11,310	31,308

Total expenses	11,310	31,308

Net loss	$(11,310)	$(31,308)

Net loss per common share, basic and diluted	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	10,004,000

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
		Development
		Stage
	Three Months	(August 20,
	Ended	2007 to
	March 31, 2008	March 31, 2008)

Cash flows from operating activities:
Net loss	$(11,310)	$(31,308)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,262	15,000

Net cash used in operating activities	(10,048)	(16,308)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	3,000
Increase in loans from related party	5,060	10,060
Capital contributions	-	10,000

Net cash provided by financing activities	5,060	23,060

Net increase in cash	(4,988)	6,752

Cash and cash equivalents, beginning of period	11,740	-

Cash and cash equivalents, end of period	$6,752	$6,752

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period August 20, 2007 (Inception) to March 31, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Alpine Management Limited (the “Company”) was incorporated in the State of Delaware on August 20, 2007. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company has not commenced planned principal operations. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period August 20, 2007 (Inception) to March 31, 2008
(Unaudited)

At March 31, 2008, the Company had negative working capital and stockholders’ deficiency of $18,308. For the period August 20, 2007 (inception) to March 31, 2008, the Company incurred a net loss of $31,308. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - LOAN PAYABLE TO RELATED PARTY

The loan payable to related party of $10,060 at March 31, 2008 is due to a company (the “First Stockholder”) controlled by the Company’s chief executive officer and director, is non-interest bearing, and is due on demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2008
and for the Period August 20, 2007 (Inception) to March 31, 2008
(Unaudited)

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$10,645
Less valuation allowance	(10,645)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $10,645 attributable to the future utilization of the $31,308 net operating loss carryforward as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $19,998 and $11,310, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the officers and directors from the president’s business office at no cost to the Company. The president has agreed to continue this arrangement until the Company completes a business combination. The officers and directors have not received any compensation for their services rendered to the Company.

Item 2. PLAN OF OPERATION

GENERAL

Alpine Management Limited (“Alpine”) does not currently engage in any business activities which provide any cash flow.

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

2

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

Item 3.	Controls and Procedures

(a)	Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended March 31, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine Management Limited (Registrant)
Date: May 15, 2008	James Hahn (Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

4