Form 10-Q
period 2008-06-30
Alpine Management LTD
filed 2008-08-14
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED

(Exact name of registrant as specified in its charter)

Delaware	83-0491742
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620

(Address of principal executive offices) (Zip Code)

(917) 915-8857

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 10,529,418 shares outstanding as of August 12, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the three and six months ended June 30, 2008 and for the period August 20, 2007 (date of inception) to June 30, 2008 (Unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2008 and for the period August 20, 2007 (date of inception) to June 30, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$6,596	$11,740
Prepaid expenses	2,053	-

Total current assets	8,649	11,740

Other assets	-	-

Total assets	$8,649	$11,740

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$7,776	$13,738
Loans payable to related parties	23,714	5,000

Total current liabilities	31,490	18,738

Other liabilities	-	-

Total liabilities	31,490	18,738

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares authorized, issued and outstanding 10,529,418 and 10,004,000 shares, respectively	1,053	1,000
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(35,894)	(19,998)

Total stockholders' equity (deficiency)	(22,841)	(6,998)

Total liabilities and stockholders' equity (deficiency)	$8,649	$11,740

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Six Months	(August 20,
	Ended	Ended	2007 to
	June 30, 2008	June 30, 2008	June 30, 2008)

Revenues	$-	$-	$-

Expenses:
General and administrative	4,586	15,896	35,894

Total expenses	4,586	15,896	35,894

Net loss	$(4,586)	$(15,896)	$(35,894)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	10,067,512	10,035,756

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		During the
		Development
		Stage
	Six Months	(August 20,
	Ended	2007 to
	June 30, 2008	June 30, 2008)

Cash flows from operating activities:
Net loss	$(15,896)	$(35,894)
Changes in operating assets and liabilities:
Prepaid expenses	(2,053)	(2,053)
Accounts payable and accrued expenses	(5,962)	7,776

Net cash used in operating activities	(23,911)	(30,171)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	53	3,053
Increase in loans from related parties	18,714	23,714
Capital contributions	-	10,000

Net cash provided by financing activities	18,767	36,767

Net (decrease)/increase in cash	(5,144)	6,596

Cash and cash equivalents, beginning of period	11,740	-

Cash and cash equivalents, end of period	$6,596	$6,596

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period August 20, 2007 (Inception) to June 30, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period August 20, 2007 (Inception) to June 30, 2008
(Unaudited)

At June 30, 2008, the Company had negative working capital and stockholders’ deficiency of $22,841. For the period August 20, 2007 (inception) to June 30, 2008, the Company incurred a net loss of $35,894. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - LOANS PAYABLE TO RELATED PARTIES

The loans payable to related parties of $23,714 at June 30, 2008 include $14,060 due to a company (the “First Stockholder”) controlled by the Company’s chief executive officer and director, and $9,654 due to an unrelated individual (the “Second Stockholder”). The First and Second Stockholder each owns 47.5% of the Company’s issued and outstanding shares of common stock at June 30, 2008. The loans are non-interest bearing, and are due on demand.

NOTE 5 - STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total, to the First Stockholder. For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $500.

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total to the Second Stockholder. In September 2007, the Second Stockholder made additional contributions to the Company of $9,500.

In August 2007, the Company sold a total of 4,000 shares of its common stock at a price of $.50 per share, or $2,000 total, to 20 unrelated individuals.

In June 2008, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $53 total, to its law firm.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2008
and for the Period August 20, 2007 (Inception) to June 30, 2008
(Unaudited)

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2008, deferred tax assets consist of:

Net operating loss carryforward	$12,204
Less valuation allowance	(12,204)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,204 attributable to the future utilization of the $35,894 net operating loss carryforward as of June 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $19,998 and $15,896, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

All activities of the Company are being conducted by the sole officer and director from his business office at no cost to the Company. He has agreed to continue this arrangement until the Company completes a business combination. The officer and director has not received any compensation for his services rendered to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Alpine  (to avoid tax consequences or to have complete authority to manage the business) will almost mean that Alpine will most likely combine with just one target business.  Management also anticipates that upon consummation of a business combination, there will be a change in control in Alpine which will most likely result in the resignation or removal of Alpine's present officers and directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended June 30, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 20, 2008, the Company sold to Guzov Ofsink, LLC 525,418 shares of common stock, par value $.0001, for a price of $.0001 per share and received gross proceeds of $ 52.54. The issuance and sale of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration under Section 4(2) of the Securities Act. No underwriter was used in this transaction. As a result of this transaction, Guzov Ofsink, LLC beneficially owns 525,418 shares of the 10,529,418 issued and outstanding shares of the Registrant's common stock, or approximately 4.99% as of August 12, 2008.

It is the position of the Securities and Exchange Commission (the “SEC”) that securities issued by a "shell company” such as the Company cannot be sold under the safe harbor for obtaining an exemption from registration provided by Rule 144 promulgated by the SEC under the Securities Act until at least one year has elapsed from the date the Company has ceased being a shell company and has filed Form 10 information concerning itself with the SEC. Accordingly, unless the Company hereafter meets the requirements to enable security holders to rely on Rule 144, the securities sold to Guzov Ofsink, LLC will be registered under the Securities Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with an appropriate restricted legend to reflect the registration requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine Management Limited
(Registrant)

Date: August 14, 2008		James Hahn
(Name)

	By:	/s/ James Hahn
(Signature) Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)