Form 10-Q
period 2008-09-30
Alpine Management LTD
filed 2008-11-14
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 10,529,418 shares outstanding as of November 12, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the three and nine months ended September 30, 2008 and for the period August 20, 2007 (Inception) to September 30, 2008 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2008 and for the period August 20, 2007 (Inception) to September 30, 2008 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$3,655	$11,740

Total current assets	3,655	11,740

Other assets	-	-

Total assets	$3,655	$11,740

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$13,738
Accrued consulting fees due related party	30,000	-
Loans payable to related parties	31,214	5,000

Total current liabilities	61,214	18,738

Other liabilities	-	-

Total liabilities	61,214	18,738

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares authorized, issued and outstanding 10,529,418 and 10,004,000 shares, respectively	1,053	1,000
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(70,612)	(19,998)

Total stockholders' equity (deficiency)	(57,559)	(6,998)

Total liabilities and stockholders' equity (deficiency)	$3,655	$11,740

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Cumulative During the Development Stage (August 20, 2007 to September 30, 2008)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	30,000
Other general and administrative	4,718	20,164	40,612

Total expenses	34,718	50,164	70,612

Net loss	$(34,718)	$(50,164)	$(70,612)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	10,529,418	10,201,511

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Cumulative During the Development Stage (August 20, 2007 to September 30, 2008)

Cash flows from operating activities:
Net loss	$(50,614)	$(70,612)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,738)	-
Accrued consulting fees due related party	30,000	30,000

Net cash used in operating activities	(34,352)	(40,612)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	53	3,053
Increase in loans from related parties	26,214	31,214
Capital contributions	-	10,000

Net cash provided by financing activities	26,267	44,267

Net (decrease)/increase in cash	(8,085)	3,655

Cash and cash equivalents, beginning of period	11,740	-

Cash and cash equivalents, end of period	$3,655	$3,655

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and
for the Period August 20, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 2 – ORGANIZATION

Alpine Management Limited (the “Company”) was incorporated in the State of Delaware on August 20, 2007. The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and
for the Period August 20, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2008, the Company had negative working capital and stockholders’ deficiency of $57,559. For the period August 20, 2007 (inception) to September 30, 2008, the Company incurred a net loss of $70,612. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s director. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC. The consulting fee was $30,000 for the three and nine months ended September 30, 2008.

The loans payable to related parties of $31,214 at September 30, 2008 include $14,060 due to the First Stockholder, and $17,154 due to an unrelated individual (the “Second Stockholder”). The First and Second Stockholder each own 47.5% of the Company’s issued and outstanding shares of common stock at September 30, 2008. The loans are non-interest bearing, and are due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total, to the First Stockholder. For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $500.

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total, to the Second Stockholder. In September 2007, the Second Stockholder made additional capital contributions to the Company of $9,500.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended September 30, 2008 and
for the Period August 20, 2007 (Inception) to September 30, 2008
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

In August 2007, the Company sold a total of 4,000 shares of its common stock at a price of $.50 per share, or $2,000 total, to 20 unrelated individuals.

In June 2008, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $53 total, to its law firm.

NOTE 6 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2008, deferred tax assets consist of:

Net operating loss carryforward	$24,008
Less valuation allowance	(24,008)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,008 attributable to the future utilization of the $70,612 net operating loss carryforward as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2027 and 2028 in the amounts of $19,998 and $50,614, respectively.

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

3

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended September 30, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

4

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine Management Limited
(Registrant)

Date: November 14, 2008	James Hahn
(Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)

6