Form 10-K
period 2008-12-31
Alpine Management LTD
filed 2009-03-31
CIK 1418243

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED
(Exact name of registrant as specified in its charter)

Delaware	83-0491742
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey	07620
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (917) 915-8857

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

State registrant's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 11,580,254 shares outstanding as of March 23, 2009.

Documents incorporated by reference: None

Alpine Management Limited

Form 10-K
Fiscal Year Ended December 31, 2008

Table of Contents

PART I

ITEM  1.  BUSINESS.

GENERAL

Alpine Management Limited (the “Company” or the “Registrant”) was incorporated on August 20, 2007 under the laws of the State of Delaware. The Company was formed for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

In August 2007, the Company sold 5,000,000 shares of restricted common stock at $0.0001 per share to Alpine Venture Associates, LLC, a company controlled by James Hahn, who became the Company's Chief Executive Officer. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for an exemption from registration of these shares and no underwriter was used in this transaction.

In August 2007, the Company sold 5,000,000 shares of restricted common stock at $0.0001 per share to Kin Mei Au. The Company relied upon Section 4(2) and Regulation S of the Securities Act for exemptions from registration of these shares and no underwriter was used in this transaction.

 In September 2007, the Company sold 4,000 shares of restricted common stock at $0.50 per share to 20 investors for a total of $2,000. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 20, 2008, the Company sold 525,418 shares of restricted common stock, par value $.0001, at $.0001 per share for gross proceeds of $52.54 to Guzov Ofsink, LLC. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On February 20, 2009, the Company sold 525,418 shares of restricted common stock at $.0001 per share for gross proceeds of $52.54 to PacifiCap Holdings, LLC. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On February 25, 2009, the Company sold 525,418 shares of restricted common stock at $.0001 per share for gross proceeds of $52.54 to KL Inc. The Company relied upon Section 4(2) and/or Regulation S of the Securities Act for exemptions from registration of these shares and no underwriter was used in this transaction.

The Company's current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.

As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock is eligible to be quoted on the OTC Bulletin Board, although there is no assurance it will be quoted.

The Company is a shell company as such term is defined under Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) as a registrant, other than an asset-backed issuer, that has (1) no or nominal operations; and(2) either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Private companies wishing to become publicly traded may wish to merge with a shell company through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company become the majority of the shareholders of the combined company.  The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders.  Typically, the Board of Directors (the “Board”) and officers of the private company become the new Board and officers of the combined company and often the name of the private company or a closely associated name becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that initially, the Company will be able to take advantage of more than one such business opportunity.  The Company intends to seek opportunities demonstrating the potential of long-term growth.  At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

 No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed towards targets that are small and medium-sized enterprises, which have a desire to become public corporations. In addition, these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify their shares for trading on NASDAQ or on an exchange such as the NYSE Alternext U.S. (see the subsection of this Item 1 called “Investigation and Selection of Business Opportunities”).  The Company anticipates that the business opportunities presented to it will either companies (i)  in the process of formation, or which have been recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii)  in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (iv) which have other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

An entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates.  If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock.  In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal stockholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (see the subsection of this Item 1 called “Form of Acquisition,” and Item 1A “Risk Factors”).  In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not  impossible, to analyze through the application of any objective criteria.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including,  but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited capital.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval.  In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction.  Other types of transactions may require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company will be required to prepare a proxy statement or information statement describing the proposed transaction, file it with the Securities and Exchange Commission (the “Commission”) for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal, or, if no stockholders meeting will be held, prior to consummating the proposed transaction. Minority stockholders may have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See the section of this Item 1 called “Management”).  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

*   Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
*   the Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
*   whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of Item 1A called “Risk Factors - Regulation of Penny Stocks”);
*   capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
*   the extent to which the business opportunity can be advanced;
*   competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*   strength and diversity of existing management or management prospects that are scheduled for recruitment;
*    the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
*    the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

The Company is unable to predict when it may participate in a business opportunity.  It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto;  present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together  with reasonable assurance that audited financial statements would be able to be produced within a  reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Commission regulations regarding purchase and sale of penny stocks.  The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on  the NASDAQ Stock  Market or on another exchange which would make them exempt from applicability of the penny stock regulations (see Item 1A “Risk Factors – Regulation of Penny Stocks”).

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected.  Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization.  Implementing such structure may require the merger, consolidation   or reorganization of the Company with other corporations or forms of business organization.  In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction.  As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986, as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization.  If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares.  This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization.  Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement.  Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.  Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.  Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed.  Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right  provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.  The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no full-time employees. The Company's sole officer and director, Mr. James Hahn, will devote his time to the Company's affairs on an as needed basis, encompassing less than four (4) hours per month. Mr. James Hahn has not received any compensation from the Company since the inception of the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A. RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

The Company’s limited operating history makes its potential difficult to assess.

The Company has no assets or financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which may increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

The Company has no agreement for a business combination and no minimum requirements for a business combination.

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

There is no assurance of success or profitability of the Company.

There is no assurance that the Company will be presented with or acquire a favorable business opportunity.  Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.  The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors.  Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company.  Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

The Company may not be able to diversify its business and the lack of diversification may increase the risks associated with the Company’s operations.

Because of the Company’s limited financial resources, it is unlikely that the Company will be able to diversify its acquisitions or operations.  The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

The Company has only one director and officer and his loss or his  inability to devote full time to the Company’s business could adversely affect development of the Company’s business.

Because management consists of only one person, while seeking a business combination, James Hahn, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company.  .  It is possible that, from time to time, the inability of Mr. Hahn to devote his full time attention to the Company will cause the Company to lose an opportunity. Moreover, the Company does not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Mr. Hahn anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Hahn has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Mr. Hahn.  The loss of the services of Mr. Hahn would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of interest exist between the Company and its management which could adversely affect the Company.

Certain conflicts of interest exist between the Company and its sole officer and director, James Hahn.  He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company's principal stockholders, including indirectly Mr. Hahn, may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, the Company's principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders.  Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

The Company may need additional financing which there is no assurance may be available or can be obtained on terms acceptable to the Company; the failure to obtain such financing might prevent the Company from exploiting opportunities or  continuing in existence.

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity.  Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital.  In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders.  However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company.  If not available, the Company's operations will be limited to those that can be financed with its modest capital, if any. It is possible that the Company may exhaust its capital and credit and be unable to continue operations.

The Company may need to depend upon outside advisors.

To supplement the business experience of its sole officer and director, the Company will likely be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by the Company's officers, without any input by shareholders.  Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company.  In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services. There can be no assurance that the Company will have the capital to pay outside advisors or that any services performed by such advisors will benefit the Company.

Our common stock is currently subject to the “penny stock” rules which require delivery of a schedule explaining the penny stock market and the associated risks before any sale

The Commission has adopted a number of rules to regulate "penny stocks."  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely quoted on the OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities.

The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:  (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price  quotations and the remedies and rights available in cases of fraud in penny stock  transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.  Shareholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been  manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

The Company's management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

The Company may have significant competition for business opportunities and combinations and may be at a competitive disadvantage in completing a business combination.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

The reporting requirements imposed upon the Company may delay or preclude its ability to enter into a business combination which could have a material adverse effect on the Company’s business.

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Because the Company is a shell company these audited financial statements must be furnished within four business days following the effective date of a business combination.  Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination.  In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

The Company lacks market research and a marketing organization, which deficiency could materially adversely affect its ability to compete for or evaluate business opportunities .

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company.  In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

It is probable that there will be a change in control of the Company and/or management; in such event the Company’s success may become dependent on persons other than current  management, who are not presently identifiable.

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized, but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current principal stockholders of the Company may agree to sell or transfer all or a portion of the Company's common stock they own so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. Moreover, there can be no assurance that new management will have the ability or experience necessary to successfully manage the Company.

Stockholders will likely suffer a dilution of the value of their shares upon a business combination.

A business combination normally will involve the issuance of a significant number of additional shares.  Depending upon the value of the assets acquired in such business combination, the per-share value of the Company's common stock may increase or decrease, perhaps significantly.

No public market exists and no public market may develop for the Company’s common stock; the lack of such market may impact the price that could be obtained for the sale of the Company’s common stock.

There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all.  If a market should develop, the price may be highly volatile.  Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby.  Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of shares of the Company’s common stock may be required for resale; this may significantly impair a stockholder’s ability to sell the common stock he holds.

It is the Commission's position that securities issued by a "shell" company such as the Company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act, but must be registered under the Securities Act. Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

There may be restrictions imposed by states on the sale of common stock by investors;  this may significantly impair a stockholder’s ability to sell the common stock he holds.

Because the securities registered hereunder have not been registered for resale under the “blue sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

The Company may be subject to additional risks as a result of doing business in a foreign country and this may materially adversely affect the Company’s business.

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, the Company may face the significant additional risks associated with doing business in that country.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The consummation of a business combination may subject the Company and its stockholders to federal and state taxes.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM  2.   PROPERTIES.

The Company currently maintains a mailing address at P.O. Box 735, Alpine, New Jersey 07620. The Company's telephone number there is (917) 915-8857. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM  3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

There is no trading market for the Company's common stock as of March 23, 2009.

HOLDERS

As of March 23, 2009, there are approximately 24 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On June 20, 2008, the Company sold 525,418 shares of restricted common stock, par value $.0001, at $.0001 per share for gross proceeds of $52.54 to Guzov Ofsink, LLC. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On February 20, 2009, the Company sold 525,418 shares of restricted common stock at $.0001 per share for gross proceeds of $52.54 to PacifiCap Holdings, LLC. The Company relied upon Section 4(2) of the Securities Act for an exemption from registration of these shares and no underwriter was used in this transaction.

On February 25, 2009, the Company sold 525,418 shares of restricted common stock at $.0001 per share for gross proceeds of $52.54 to KL Inc. The Company relied upon Section 4(2) and/or Regulation S of the Securities Act for exemptions from registration of these shares and no underwriter was used in this transaction.

There are no outstanding options or warrants to purchase, nor any securities convertible into, the Company's common stock. Additionally, there are no shares that could be sold pursuant to Rule 144 under the Securities Act or that the Company has agreed to register under the Securities Act for sale by security holders.  Further, there are no shares of common stock of the Company being, or proposed to be, publicly offered by the Company.

ITEM  6. SELECTED FINANCIAL DATA

Not applicable.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was originally incorporated on August 20, 2007 under the laws of the State of Delaware.  The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  As of the date of this Annual Report on Form 10-K, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's sole officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

MANAGEMENT

The Company is in the development stage and currently has no full-time employees.  Mr. James Hahn is the Company's sole officer and director.  All references herein to management of the Company are to Mr. Hahn. Mr. Hahn, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Annual Report on Form 10-K without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Hahn and the potential demands of the Company's activities. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

The amount of time spent by Mr. Hahn on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.  It is impossible to predict with any precision the exact amount of time Mr. Hahn will actually be required to spend to locate a suitable target company.  Mr. Hahn estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

SEARCH FOR BUSINESS OPPORTUNITIES

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements.  The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors.  In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company.  Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time.  It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence.  The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.  Management intends to meet personally with management and key personnel of the target business entity as part of its investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited  financial  statements would be able to be produced within a required period of time; and the like.

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition.  The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 15 days following the effective date of a business combination.

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the  possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.  Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.  The Company is unable to predict when it may participate in a business opportunity.  It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.  There can also be no assurances that we are able to successfully pursue a business opportunity.  In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

ACQUISITION OF A BUSINESS OPPORTUNITY

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity.  It may also acquire stock or assets of an existing business.  In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

There are currently no arrangements that would result in a change of control of the Company.  It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a dormant shell company.  Until such time as this occurs, the Company will not attempt to register any additional securities.

The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance.  There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.  While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.  With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.  The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.

Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.  The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms. It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing.  This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.  There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties.  Mr. Hahn has not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

The Company intends to carry out its business plan as discussed herein.  In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.  The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling stockholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the Company will be present.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.  For information as to the Company's policy in regard to payment for consulting services, see Item 13. “Certain Relationships and Transactions, and Director Independence.”

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

The Company 's consolidated financial statements for the year ended December 31, 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008. Based on this evaluation, he concluded that, as of December 31, 2008, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Internal Control over Financial Reporting

This Annual Report on Form 10-K  does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	44	Director, President, Chief Executive Officer
		Chief Financial Officer and Secretary

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

Mr. Hahn and any other directors and officers hereafter appointed or elected will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than four (4) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

James Hahn was appointed as our director and officer of the Company in August 2007. Mr. Hahn also serves as the managing partner of Alpine Venture Associates, LLC from 1999 to present.  Mr. Hahn received a bachelor degree of Science in Economics from the University of Pennsylvania in 1985.

The Company's sole officer and director, Mr. James Hahn, has been involved in rehabilitating dormant shell companies in the past for sale to or acquisition by target companies.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

The Company's By-Laws provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents,  upon such persons promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company.  There may be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities.  Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction.  The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders.  In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described in Item 11. “Executive Compensation.”  Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an Audit Committee. Mr. Hahn, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

The Company has no audit committee financial expert. The Company believes the cost related to retaining an audit committee financial expert at this time is prohibitive. Further, because the Company has no business operations, management believes the services of an audit committee financial expert are not warranted.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.    Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.    Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.    Compliance with applicable governmental laws, rules and regulations;

4.    The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.    Accountability for adherence to the code.

The Company has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions

The decision to not adopt such a code of ethics resulted from the Company's having only one person serving as the Company’s director, president, chief executive officer, chief financial officer and secretary, and management believe that this eliminates the current need for such a code.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

Commission rules require disclosure in the Company’s Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2008, as well as an examination of the Commission's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
James Hahn	Form 3 to be filed as of January 20, 2008 reporting appointment as director and officer, and holding of 5,000,000 shares (1)(2)
Kin Mei Au	Form 3 to be filed as of January 20, 2008 reporting holding of 5,000,200 shares (2)

(1)
James Hahn was appointed as our director and officer of the Company in August 2007 at which time he was not subject to reporting obligations under Section 16(a) as the Company was not a reporting company.  Mr. Hahn became obligated to file a Form 3 after January 20, 2008 when a Registration Statement on Form 10-SB filed by the Company on November 21, 2007 became effective.

(2)
The purchase occurred  in August 2007 at which time the purchaser was not subject to reporting obligations under Section 16(a) as the Company. The purchaser became obligated to file a Form 3 after January 20, 2008 when a registration Statement on Form 10-SB filed by the Company on November 21, 2007 became effective.

ITEM 11.  EXECUTIVE COMPENSATION

No officer or director has received any compensation from the Company since the inception of the Company.  Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group.  Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

		% of Class
Name and address	Number of Shares	Beneficially Owned (2)
Alpine Venture Associates, LLC (1)	5,000,000 (1)	43.18% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn (1)	5,000,000 (1)	43.18% (1)
PO Box 735, Alpine
New Jersey 07620

All Directors and	5,000,000	43.18%
Executive Officers (1 person)

Kin Mei Au	5,000,200	43.18%
5B, Trillion Court, Dragon Terrace,
North Point, Hong Kong

(1)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, shares of common stock issued to Alpine Venture Associates, LLC are deemed to be beneficially owned by  Mr. James Hahn.

(2)	Based on 11,580,254 shares of our common stock outstanding as of March 23, 2009.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 1, 2008, the Company entered into a consulting services agreement with Alpine Venture Associates, LLC, a company controlled by James Hahn. Under the agreement, Alpine Venture Associates, LLC is being paid a consulting fee of $10,000 per month to provide the services of James Hahn as the Company’s chief executive officer and president, and to find suitable acquisition targets and make required filings with the Commission.

It is the Commission's position that securities issued by a "shell" company such as the Company  cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act, but must be registered under the Securities Act. Accordingly, the securities sold to James Hahn and Kin Mei Au must be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the Commission prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2008 and 2007.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and December 31, 2007 by Studer:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Audit fees	$ 8,000	$ 5,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees consist of fees for services billed by Studer related to the audits of the Company’s annual financial statements and the review of financial statements included in the Company’s quarterly reports on SEC Form 10-Q. Audit-related fees consist primarily of fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A. Tax fees consist of fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

The Company has not established an audit committee.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT	DESCRIPTION
NUMBER
3.1
Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10SB filed by the Company with the Commission on November 21, 2007 (the “Registration Statement”).

3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the RegistrationStatement.

10.1	Consulting Services Agreement between the Company and Alpine Venture Associates dated July 1, 2008.

31.1	Certification of James Hahn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company 's consolidated financial statements for the year ended December 31, 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Management Limited

Date: March 31, 2009	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ James Hahn
James Hahn Sole Director

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the year ended December 31, 2008, for the period August 20, 2007 (date of inception) to December 31, 2007 and for the period August 20, 2007 (date of inception) to December 31, 2008
F-4

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008, for the period August 20, 2007 (date of inception) to December 31, 2007 and for the period August 20, 2007 (date of inception) to December 31, 2008
F-5

Statements of Cash Flows for the year ended December 31, 2008, for the period August 20, 2007  (date of inception) to December 31, 2007 and for the period August 20, 2007 (date of inception) to December 31, 2008
F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine Management Limited

I have audited the accompanying balance sheets of Alpine Management Limited (the Company), a development stage company, as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008, for the period August 20, 2007 (date of inception) to December 31, 2007 and for the period August 20, 2007 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Management Limited, a development stage company, as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, for the period August 20, 2007 (date of inception) to December 31, 2007 and for the period August 20, 2007 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 20, 2009

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$-	$11,740

Total current assets	-	11,740

Other assets	-	-

Total assets	$-	$11,740

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdraft	$74	$-
Accounts payable and accrued expenses	2,000	13,738
Accrued consulting fees due related party	60,000	-
Loans payable to related parties	31,214	5,000

Total current liabilities	93,288	18,738

Other liabilities	-	-

Total liabilities	93,288	18,738

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 10,529,418 (2007: 10,004,000) shares
issued and outstanding	1,053	1,000
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(106,341)	(19,998)

Total stockholders' equity (deficiency)	(93,288)	(6,998)

Total liabilities and stockholders' equity (deficiency)	$-	$11,740

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
		For the Period	Stage
		August 20, 2007	August 20, 2007
	Year Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	60,000	-	60,000
General and administrative	26,343	19,998	46,341

Total expenses	86,343	19,998	106,341

Net loss	$(86,343)	$(19,998)	$(106,341)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	10,283,936	10,004,000

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash
in August 2007	10,004,000	$1,000	$2,000	$-	$3,000

Capital contributions	-	-	10,000	-	10,000

Net loss for the period August 20, 2007
to December 31, 2007	-	-	-	(19,998)	(19,998)
					-
Balances, December 31, 2007	10,004,000	1,000	12,000	(19,998)	(6,998)

Issuance of common stock for cash
in June 2008	525,418	53	-	-	53

Net loss for the year ended
December 31, 2008	-	-	-	(86,343)	(86,343)
					-
Balances, December 31, 2008	10,529,418	$1,053	$12,000	$(106,341)	$(93,288)

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			During the
			Development
		For the Period	Stage
		August 20, 2007	August 20, 2007
	Year Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Cash flows from operating activities:
Net loss	$(86,343)	$(19,998)	$(106,341)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(11,738)	13,738	2,000
Accrued consulting fees due related party	60,000	-	60,000

Net cash used in operating activities	(38,081)	(6,260)	(44,341)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	53	3,000	3,053
Loans from related parties	26,214	5,000	31,214
Capital contributions	-	10,000	10,000

Net cash provided by financing activities	26,267	18,000	44,267

Net increase (decrease) in cash	(11,814)	11,740	(74)

Cash and cash equivalents, beginning of period	11,740	-	-

Cash and cash equivalents (bank overdraft), end of period	$(74)	$11,740	$(74)

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 2008,
for the Period August 20, 2007 (Inception) to December 31, 2007 and
for the Period August 20, 2007 (Inception) to December 31, 2008

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

At December 31, 2008, the Company had negative working capital and stockholders’ deficiency of $93,288.  For the period August 20, 2007 (inception) to December 31, 2008, the Company incurred a net loss of $106,341.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, accrued consulting fees due related party, and loans payable to related parties, which approximate fair value because of their short maturity.

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 2008,
for the Period August 20, 2007 (Inception) to December 31, 2007 and
for the Period August 20, 2007 (Inception) to December 31, 2008

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

NOTE 3 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fee was $60,000 for the year ended December 31, 2008.

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Year ended December 31, 2008,
for the Period August 20, 2007 (Inception) to December 31, 2007 and
for the Period August 20, 2007 (Inception) to December 31, 2008

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2008	December 31, 2007

Due to First Stockholder	$14,060	$5,000
Due to Second Stockholder	17,154	-

Total	$31,214	$5,000

The First and Second Stockholder each own approximately 47.5% of the Company’s issued and outstanding shares of common stock at December 31, 2008.  The loans are non-interest bearing, and are due on demand.

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

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 2008,
for the Period August 20, 2007 (Inception) to December 31, 2007 and
for the Period August 20, 2007 (Inception) to December 31, 2008

NOTE 6 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2008, deferred tax assets consist of:

Net operating loss carryforward	$36,156
Less valuation allowance	(36,156)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $36,156 attributable to the future utilization of the $106,341 net operating loss carryforward as of December 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $106,341 expires in years 2027 and 2028 in the amounts of $19,998 and $86,343, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.