Form 10-Q
period 2009-03-31
Alpine Management LTD
filed 2009-05-11
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 11,580,254 shares outstanding as of May 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2009 (Unaudited)
and December 31, 2008	F-2

Statements of Operations for the three months ended
March 31, 2009 and 2008 and for the period August 20,
2007 (date of inception) to March 31, 2009 (Unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2009 and 2008 and for the period August 20,
2007 (date of inception) to March 31, 2009 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$5,000	$-

Total current assets	5,000	-

Other assets	-	-

Total assets	$5,000	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdraft	-	$74
Accounts payable and accrued expenses	$10,950	2,000
Accrued consulting fees due related party	90,000	60,000
Loans payable to related parties - current portion	31,344	31,214

Total current liabilities	132,294	93,288

Loans payable to related parties	5,305	-

Total liabilities	137,599	93,288

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 11,580,254 (2008: 10,529,418) shares
issued and outstanding	1,158	1,053
Additional paid-in capital	12,000	12,000
Deficit accumulated during the development stage	(145,757)	(106,341)

Total stockholders' equity (deficiency)	(132,599)	(93,288)

Total liabilities and stockholders' equity (deficiency)	$5,000	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2009	March 31, 2008	March 31, 2009)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	-	90,000
General and administrative	9,416	11,310	55,757

Total expenses	39,416	11,310	145,757

Net loss	$(39,416)	$(11,310)	$(145,757)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	10,967,266	10,004,000

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2009	March 31, 2008	March 31, 2009)

Cash flows from operating activities:
Net loss	$(39,416)	$(11,310)	$(145,757)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,950	1,262	10,950
Accrued consulting fees due related party	30,000	-	90,000

Net cash used in operating activities	(466)	(10,048)	(44,807)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	105	-	3,158
Increase in loans from related parties	5,435	5,060	36,649
Capital contributions	-	-	10,000

Net cash provided by financing activities	5,540	5,060	49,807

Net increase (decrease) in cash	5,074	(4,988)	5,000

Cash and cash equivalents (bank overdraft),
beginning of period	(74)	11,740	-

Cash and cash equivalents, end of period	$5,000	$6,752	$5,000

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period August 20, 2007 (Inception) to March 31, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period August 20, 2007 (Inception) to March 31, 2009
(Unaudited)

At March 31, 2009, the Company had negative working capital and stockholders’ deficiency of $132,599.  For the period August 20, 2007 (inception) to March 31, 2009, the Company incurred a net loss of $145,757.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees were $30,000 for the three months ended March 31, 2009.  As of March 31, 2009, total accrued consulting fees due related party were $90,000.

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	March 31, 2009	December 31, 2008

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,060
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,154	17,154
Due to First Stockholder, interest at 0%, due February 23, 2012	5,305	-

Total	36,649	31,214
Less: current portion	(31,344)	(31,214)
Noncurrent portion	$5,305	$-

The First and Second Stockholder each own approximately 43.2% of the Company’s issued and outstanding shares of common stock at March 31, 2009.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period August 20, 2007 (Inception) to March 31, 2009
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On February 20, 2009, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $53 total, to an unrelated company.

On February 25, 2009, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $52 total, to an unrelated company.

NOTE 7 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2009, deferred tax assets consist of:

Net operating loss carryforward	$49,557
Less valuation allowance	(49,557)

Net	$-

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2009 and 2008
and for the Period August 20, 2007 (Inception) to March 31, 2009
(Unaudited)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $49,557 attributable to the future utilization of the $145,757 net operating loss carryforward as of March 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2027, 2028 and 2029 in the amounts of $19,998 and $86,343 and $39,416, respectively.

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

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a corporation with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the date of this Quarterly Report on Form 10-Q, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's sole officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

MANAGEMENT

The Company is in the development stage and currently has no full-time employees.  Mr. James Hahn is the Company's sole officer and director.  All references herein to management of the Company are to Mr. Hahn. Mr. Hahn, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Hahn and the potential demands of the Company's activities.

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

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements.  The Securities and Exchange Commission (the “Commission”) treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented.  If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)   Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2009, the Company sold 525,418 shares of restricted common stock at $.0001 per share for gross proceeds of $52.54 to PacifiCap Holdings, LLC. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for an exemption from registration of these shares and no underwriter was used in this transaction.

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

Alpine Management Limited (Registrant)

Date: May 11, 2009	By:	/s/ James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)