Form 10-Q
period 2009-06-30
Alpine Management LTD
filed 2009-08-14
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

-----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 11,620,154 shares outstanding as of August 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2009 (Unaudited)
and December 31, 2008	F-2

Statements of Operations for the three and six months ended
June 30, 2009 and 2008 and for the period August 20,
2007 (date of inception) to June 30, 2009 (Unaudited)
F-3
Statements of Cash Flows for the six months ended
June 30, 2009 and 2008 and for the period August 20,
2007 (date of inception) to June 30, 2009 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$9,002	$-

Total current assets	9,002	-

Other assets	-	-

Total assets	$9,002	$-

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank overdraft	$-	$74
Accounts payable and accrued expenses	-	2,000
Accrued consulting fees due related party	120,000	60,000
Loans payable to related parties - current portion	31,389	31,214

Total current liabilities	151,389	93,288

Loans payable to related parties	24,480	-

Total liabilities	175,869	93,288

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 11,620,154 (2008: 10,529,418) shares
issued and outstanding	1,162	1,053
Additional paid-in capital	12,395	12,000
Deficit accumulated during the development stage	(180,424)	(106,341)

Total stockholders' equity (deficiency)	(166,867)	(93,288)

Total liabilities and stockholders' equity (deficiency)	$9,002	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(August 20,
	Ended	Ended	Ended	Ended	2007 to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009)

Revenues	$-	$-	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	-	60,000	-	120,000
General and administrative	4,667	4,586	14,083	15,896	60,424

Total expenses	34,667	4,586	74,083	15,896	180,424

Net loss	$(34,667)	$(4,586)	$(74,083)	$(15,896)	$(180,424)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	11,592,531	10,067,512	11,281,626	10,035,756

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(August 20,
	Ended	Ended	2007 to
	June 30, 2009	June 30, 2008	June 30, 2009)

Cash flows from operating activities:
Net loss	$(74,083)	$(15,896)	$(180,424)
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,053)	-
Accounts payable and accrued expenses	(2,000)	(5,962)	-
Accrued consulting fees due related party	60,000	-	120,000

Net cash used in operating activities	(16,083)	(23,911)	(60,424)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	504	53	3,557
Increase in loans from related parties	24,655	18,714	55,869
Capital contributions	-	-	10,000

Net cash provided by financing activities	25,159	18,767	69,426

Net increase (decrease) in cash	9,076	(5,144)	9,002

Cash and cash equivalents (bank overdraft),
beginning of period	(74)	11,740	-

Cash and cash equivalents, end of period	$9,002	$6,596	$9,002

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
and for the Period August 20, 2007 (Inception) to June 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 and for the period from August 20, 2007(inception) to June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008 and for the period from August 20, 2007(inception) to June 30, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

NOTE 2 – ORGANIZATION

Alpine Management Limited (the “Company”) was incorporated in the State of Delaware on August 20, 2007.  The Company has no products or services; the Company is seeking a business to merge with or acquire.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, making filings with the Securities and Exchange Commission (the “SEC”), and seeking a business to merge with or acquire.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
and for the Period August 20, 2007 (Inception) to June 30, 2009
 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

At June 30, 2009, the Company had negative working capital of $142,387 and a stockholders’ deficiency of $166,867.  For the period August 20, 2007 (inception) to June 30, 2009, the Company incurred a net loss of $180,424.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the three and six months ended June 30, 2009 were $30,000 and $60,000, respectively.  As of June 30, 2009, total accrued consulting fees due related party were $120,000.

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	June 30, 2009	December 31, 2008

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,060
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,199	17,154
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	-
-due April 1, 2012	4,000	-
-due May 20, 2012	15,175	-

Total	55,869	31,214
Less: current portion	(31,389)	(31,214)

Noncurrent portion	$24,480	$-

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
and for the Period August 20, 2007 (Inception) to June 30, 2009
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES – continued

The First and Second Stockholder each own approximately 43% of the Company’s issued and outstanding shares of common stock at June 30, 2009.

NOTE 6 – STOCKHOLDERS’ EQUITY

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total, to the First Stockholder.  For the period August 2007 to December 2007, the First Stockholder made additional capital contributions to the Company of $500.

In August 2007, the Company sold 5,000,000 shares of its common stock at a price of $.0001 per share, or $500 total to the Second Stockholder.  In September 2007, the Second Stockholder made additional contributions to the Company of $9,500.  In June 2009, the Second Stockholder transferred 2,000 shares to an unrelated individual.

 In August 2007, the Company sold a total of 4,000 shares of its common stock at a price of $.50 per share, or $2,000 total, to 20 unrelated individuals.

In June 2008, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $53 total, to its law firm.

In February 2009, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $53 total, to an unrelated company.

In February 2009, the Company sold 525,418 shares of its common stock at a price of $.0001 per share, or $52 total, to an unrelated company.

In June 2009, the Company sold a total of 39,900 shares of its common stock at a price of $.01 per share, or $399 total, to 399 unrelated individuals.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
and for the Period August 20, 2007 (Inception) to June 30, 2009
 (Unaudited)

NOTE 7 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2009, deferred tax assets consist of:

Net operating loss carryforward	$61,344
Less valuation allowance	(61,344)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $61,344 attributable to the future utilization of the $180,424 net operating loss carryforward as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires in years 2027, 2028 and 2029 in the amounts of $19,998 and $86,343 and $74,083, respectively.

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

(b)      Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, the Company sold a total of 39,900 shares of its common stock at a price of $.01 per share, or $399 total, to 399 unrelated individuals. Each of the foregoing sales of the Company’s common stock was made pursuant to Regulation S promulgated by the Securities and Exchange Commission and was therefore not subject to registration under the Securities Act of 1933. No underwriter was used in these transactions.

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

Alpine Management Limited (Registrant)

Date: August 14, 2009	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)