Form 10-Q
period 2010-03-31
Alpine Management LTD
filed 2010-05-14
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to...............

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	83-0491742 (I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 12,145,572 shares outstanding as of May 13, 2010.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2010 (Unaudited)
and December 31, 2009	F-2

Statements of Operations for the three months ended
March 31, 2010 and 2009 and for the period August 20,
2007 (date of inception) to March 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2010 and 2009 and for the period August 20,
2007 (date of inception) to March 31, 2010 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$4,748	$5,473

Total current assets	4,748	5,473

Other assets	-	-

Total assets	$4,748	$5,473

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$7,350	$1,125
Accrued consulting fees due related party	210,000	180,000
Loans payable to related parties - current portion	31,389	31,389

Total current liabilities	248,739	212,514

Loans payable to related parties	24,480	24,480

Total liabilities	273,219	236,994

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 12,145,572 shares issued and outstanding	1,215	1,215
Additional paid-in capital	12,395	12,395
Deficit accumulated during the development stage	(282,081)	(245,131)

Total stockholders' equity (deficiency)	(268,471)	(231,521)

Total liabilities and stockholders' equity (deficiency)	$4,748	$5,473

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2010	March 31, 2009	March 31, 2010)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	210,000
General and administrative	6,950	9,416	72,081

Total expenses	36,950	39,416	282,081

Net loss	$(36,950)	$(39,416)	$(282,081)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	12,145,572	10,967,266

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2010	March 31, 2009	March 31, 2010)

Cash flows from operating activities:
Net loss	$(36,950)	$(39,416)	$(282,081)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,225	8,950	7,350
Accrued consulting fees due related party	30,000	30,000	210,000

Net cash used in operating activities	(725)	(466)	(64,731)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	105	3,610
Increase in loans from related parties	-	5,435	55,869
Capital contributions	-	-	10,000

Net cash provided by financing activities	-	5,540	69,479

Net increase (decrease) in cash	(725)	5,074	4,748

Cash and cash equivalents (bank overdraft),
beginning of period	5,473	(74)	-

Cash and cash equivalents, end of period	$4,748	$5,000	$4,748

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period August 20, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period August 20, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2010, the Company had negative working capital of $243,991 and stockholders’ deficiency of $268,471  For the period August 20, 2007 (inception) to March 31, 2010, the Company incurred a net loss of $282,081.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the three months ended March 31, 2010 and 2009 were $30,000 and $30,000, respectively.  As of March 31, 2010, total accrued consulting fees due related party were $210,000.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period August 20, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	March 31, 2010	December 31, 2009

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,190
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	17,199	17,199
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	5,305
-due April 1, 2012	4,000	4,000
-due May 20, 2012	15,175	15,175

Total	55,869	55,869
Less: current portion	(31,389)	(31,389)

Noncurrent portion	$24,480	$24,480

The First and Second Stockholder each own approximately 41% of the Company’s issued and outstanding shares of common stock at March 31, 2010.  The loans are non-interest bearing, and are due on demand.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period August 20, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At March 31, 2010, deferred tax assets consist of:

Net operating loss carryforward	$24,508
Less valuation allowance	(24,508)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,508 attributable to the future utilization of the $72,081 net operating loss carryforward as of March 31, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $72,081 expires in years 2027, 2028, 2029 and 2030 in the amounts of $19,998, $26,343, $18,790 and $6,950, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009
and for the Period August 20, 2007 (Inception) to March 31, 2010
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Alpine Management Limited (Registrant)

James Hahn (Name)

Date: May 13, 2010	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)