Form 10-Q
period 2010-06-30
Alpine Management LTD
filed 2010-08-13
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 12,145,572 shares outstanding as of August 9, 2010.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2010 (Unaudited)
and December 31, 2009	F-2

Statements of Operations for the three and six months ended
June 30, 2010 and 2009 and for the period August 20,
2007 (date of inception) to June 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the six months ended
June 30, 2010 and 2009 and for the period August 20,
2007 (date of inception) to June 30, 2010 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$4,295	$5,473

Total current assets	4,295	5,473

Other assets	-	-

Total assets	$4,295	$5,473

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$1,125
Accrued consulting fees due related party	240,000	180,000
Loans payable to related parties - current portion	35,756	31,389

Total current liabilities	275,756	212,514

Loans payable to related parties	29,291	24,480

Total liabilities	305,047	236,994

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 12,145,572 shares issued and outstanding	1,215	1,215
Additional paid-in capital	12,395	12,395
Deficit accumulated during the development stage	(314,362)	(245,131)

Total stockholders' equity (deficiency)	(300,752)	(231,521)

Total liabilities and stockholders' equity (deficiency)	$4,295	$5,473

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(August 20,
	Ended	Ended	Ended	Ended	2007 to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010)

Revenues	$-	$-	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	60,000	60,000	240,000
General and administrative	2,281	4,667	9,231	14,083	74,362

Total expenses	32,281	34,667	69,231	74,083	314,362

Net loss	$(32,281)	$(34,667)	$(69,231)	$(74,083)	$(314,362)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding, basic and diluted	12,145,572	11,592,531	12,145,572	11,281,626

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(August 20,
	Ended	Ended	2007 to
	June 30, 2010	June 30, 2009	June 30, 2010)

Cash flows from operating activities:
Net loss	$(69,231)	$(74,083)	$(314,362)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	(1,125)	(2,000)	-
Accrued consulting fees due related party	60,000	60,000	240,000

Net cash used in operating activities	(10,356)	(16,083)	(74,362)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	504	3,610
Increase in loans from related parties	9,178	24,655	65,047
Capital contributions	-	-	10,000

Net cash provided by financing activities	9,178	25,159	78,657

Net increase (decrease) in cash	(1,178)	9,076	4,295

Cash and cash equivalents (bank overdraft),
beginning of period	5,473	(74)	-

Cash and cash equivalents, end of period	$4,295	$9,002	$4,295

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
and for the Period August 20, 2007 (Inception) to June 30, 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
and for the Period August 20, 2007 (Inception) to June 30, 2010
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2010, the Company had negative working capital of $271,461 and a stockholders’ deficiency of $300,752.  For the period August 20, 2007 (inception) to June 30, 2010, the Company incurred a net loss of $314,362.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  As of June 30, 2010, total accrued consulting fees due related party were $240,000.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
and for the Period August 20, 2007 (Inception) to June 30, 2010
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	June 30, 2010	December 31, 2009

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,190
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	21,566	17,199
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	5,305
-due April 1, 2012	4,000	4,000
-due May 20, 2012	15,175	15,175
-due April 8, 2013	4,811	-

Total	65,047	55,869
Less: current portion	(35,756)	(31,389)

Noncurrent portion	$29,291	$24,480

The First and Second Stockholder each own approximately 41% of the Company’s issued and outstanding shares of common stock at June 30, 2010.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
and for the Period August 20, 2007 (Inception) to June 30, 2010
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At June 30, 2010, deferred tax assets consist of:

Net operating loss carryforward	$25,283
Less valuation allowance	(25,283)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $25,283 attributable to the future utilization of the $74,362 net operating loss carryforward as of June 30, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $74,362 expires in years 2027, 2028, 2029 and 2030 in the amounts of $19,998, $26,343, $18,790 and $9,231, respectively.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2010 and 2009
and for the Period August 20, 2007 (Inception) to June 30, 2010
(Unaudited)

NOTE 7 – INCOME TAXES (continued)

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of year 2010.

However, a total of $69,231 of operating expenses were incurred during the six months ended June 30, 2010. Such operating expenses include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated July 1, 2008. As of June 30, 2010, $240,000 was owed to such related party consultant.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

OFF-BALANCE SHEET ARRANGEMENT

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 9, 2010	Alpine Management Limited (Registrant) James Hahn (Name)

	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)