Form 10-K
period 2010-12-31
Alpine Management LTD
filed 2011-03-30
CIK 1418243

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Yes  [ ]     No  [ ]

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

State registrant's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: there were 12,145,572 shares outstanding as of March 30, 2011.

Documents incorporated by reference: None

Alpine Management Limited

Form 10-K
Fiscal Year Ended December 31, 2010

Table of Contents

i

Signatures	24

Financial Statements	F-1

ii

PART I

ITEM  1.  BUSINESS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.   PROPERTIES

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

ITEM  3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM  4. REMOVED AND RESERVED

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE

There is no trading market for the Company's common stock as of March 30, 2011.

HOLDERS

As of March 30, 2011, there are approximately 423 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company currently does not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has not conducted any sales of its unregistered securities during the time covered by this report.

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

The Company intends to carry out its business plan as discussed herein.  In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this annual report, and in conjunction with future compliance with its on-going reporting obligations.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company 's financial statements for the years ended December 31, 2010 and 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. Based on this evaluation, he concluded that, as of December 31, 2010, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	46	Director, President, Chief Executive Officer Chief Financial Officer and Secretary

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

Commission rules require disclosure in the Company’s Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf through current date, as well as an examination of the Commission's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth late filings made with respect to the reporting persons of the Company:

Name	Reporting Events
James Hahn	Form 3 filed on March 11, 2008, reporting appointment as director and officer, and holding of 5,000,000 shares of the Company (1)(2)
Kin Mei Au	Form 3 filed on March 29, 2011, reporting holding of 5,000,200 shares of the Company (2)

(1)
James Hahn was appointed as our director and officer of the Company in August 2007 at which time he was not subject to reporting obligations under Section 16(a) as the Company was not a reporting company.  A  Registration Statement on Form 10-SB (the “Registration Statement”) was filed by the Company on November 21, 2007, Mr. Hahn thus became obligated to file a Form 3 on or before January 20, 2008 when the Registration Statement became effective.

(2)
The purchase occurred in August 2007 at which time the purchaser was not subject to reporting obligations under Section 16(a) as the Company was not a reporting company. A  Registration Statement was filed by the Company on November 21, 2007, the purchaser thus became obligated to file a Form 3 on or before January 20, 2008 when the Registration Statement became effective.

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

Name and address	Number of Shares		% of Class Beneficially Owned (2)

Alpine Venture Associates, LLC (1)	5,000,000	(1)	41.17	% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn (1)	5,000,000	(1)	41.17	% (1)
PO Box 735, Alpine
New Jersey 07620

All Directors and	5,000,000		41.17%
Executive Officers (1 person)

Kin Mei Au	5,000,200		41.17%
5B, Trillion Court, Dragon Terrace,
North Point, Hong Kong

(1)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, shares of common stock issued to Alpine Venture Associates, LLC are deemed to be beneficially owned by Mr. James Hahn.

(2)	Based on 12,145,572 shares of our common stock outstanding as of March 30, 2011.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010, we owed to Alpine Venture Associates, LLC, a company controlled by Mr. James Hahn the following loans: (i) in the amount of $14,190, with no interest and due on demand; (ii)  in the amount of $5,305, with no interest and due on February 23, 2012; (iii) in the amount of $4,000, with no interest and due on April 1, 2012; (iv) in the amount of  $15,175, with no interest and  due on May 20, 2012;
(v) in the amount of $4,811, with no interest and due on April 8, 2013; (vi) in the amount of $4,612, with no interest and due on December 1, 2013.

On July 1, 2008, the Company entered into a consulting services agreement with Alpine Venture Associates, LLC. Under the agreement, Alpine Venture Associates, LLC is being paid a consulting fee of $10,000 per month to provide the services of James Hahn as the Company’s chief executive officer and president, and to find suitable acquisition targets and make required filings with the Commission. The consulting fees for the years ended December 31, 2010 and 2009 were $120,000 and $120,000, respectively. As of December 31, 2010, total accrued consulting fees due to Alpine Venture Associates, LLC were $300,000.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has selected Michael T. Studer CPA P.C. (“Studer”) as our independent auditor for the fiscal years ended December 31, 2010 and 2009. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and December 31, 2009 by Studer:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2010	December 31, 2009
Audit fees	$8,000	$8,000
Audit-related fees	—	—
Tax fees	—	—
A l other fees	—	—

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

We do not have an audit committee.  Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

The Company 's financial statements for the years ended December 31, 2010 and 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Management Limited

Date: March 30, 2011	By:	/s/ James Hahn
James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,
this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ James Hahn
James Hahn
Sole Director

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the years ended
December 31, 2010 and 2009 and for the
period August 20, 2007 (date of inception) to
December 31, 2010	F-4

Statements of Changes in Stockholders’ Equity (Deficiency)
for the years ended December 31, 2010 and 2009 and
for the period August 20, 2007 (date of inception) to
December 31, 2010	F-5

Statements of Cash Flows for the years ended
December 31, 2010 and 2009 and for the period
August 20, 2007 (date of inception) to December 31, 2010	F-6

Notes to Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine Management Limited

I have audited the accompanying balance sheets of Alpine Management Limited (the Company), a development stage company, as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2010 and 2009 and for the period August 20, 2007 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine Management Limited, a development stage company, as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period August 20, 2007 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2011

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$4,700	$5,473
Prepaid expenses	356	-

Total current assets	5,056	5,473

Other assets	-	-

Total assets	$5,056	$5,473

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$430	$1,125
Accrued consulting fees due related party	300,000	180,000
Loans payable to related parties - current portion	36,856	31,389

Total current liabilities	337,286	212,514

Loans payable to related parties	33,903	24,480

Total liabilities	371,189	236,994

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares
authorized, 12,145,572 and 12,145,572 shares
issued and outstanding, respectively	1,215	1,215
Additional paid-in capital	12,395	12,395
Deficit accumulated during the development stage	(379,743)	(245,131)

Total stockholders' equity (deficiency)	(366,133)	(231,521)

Total liabilities and stockholders' equity (deficiency)	$5,056	$5,473

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations

			Cumulative
			During the
			Development
			Stage
			August 20, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	120,000	120,000	300,000
General and administrative	14,612	18,790	79,743

Total expenses	134,612	138,790	379,743

Net loss	$(134,612)	$(138,790)	$(379,743)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding, basic and diluted	12,145,572	11,553,046

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficiency)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock for cash
in August 2007	10,004,000	$1,000	$2,000	$-	$3,000

Capital contributions	-	-	10,000	-	10,000

Net loss for the period August 20, 2007
to December 31, 2007	-	-	-	(19,998)	(19,998)

Balances, December 31, 2007	10,004,000	1,000	12,000	(19,998)	(6,998)

Issuance of common stock for cash
in June 2008	525,418	53	-	-	53

Net loss for the year ended
December 31, 2008	-	-	-	(86,343)	(86,343)

Balances, December 31, 2008	10,529,418	1,053	12,000	(106,341)	(93,288)

Issuance of common stock for cash
during 2009	1,616,154	162	395	-	557

Net loss for the year ended
December 31, 2009	-	-	-	(138,790)	(138,790)

Balances, December 31, 2009	12,145,572	1,215	12,395	(245,131)	(231,521)

Net loss for the year ended
December 31, 2010	-	-	-	(134,612)	(134,612)

Balances, December 31, 2010	12,145,572	$1,215	$12,395	$(379,743)	$(366,133)

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
			August 20, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Cash flows from operating activities:
Net loss	$(134,612)	$(138,790)	$(379,743)
Changes in operating assets and liabilities:
Prepaid expenses	(356)	-	(356)
Accounts payable and accrued expenses	(695)	(875)	430
Accrued consulting fees due related party	120,000	120,000	300,000

Net cash used in operating activities	(15,663)	(19,665)	(79,669)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	557	3,610
Loans from related parties	14,890	24,655	70,759
Capital contributions	-	-	10,000

Net cash provided by financing activities	14,890	25,212	84,369

Net (decrease) increase in cash	(773)	5,547	4,700

Cash and cash equivalents (bank overdraft), beginning of period	5,473	(74)	-

Cash and cash equivalents, end of period	$4,700	$5,473	$4,700

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009 and
for the Period August 20, 2007 (Inception) to December 31, 2010

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

At December 31, 2010, the Company had negative working capital of $332,230 and stockholders’ deficiency of $366,133.  For the period August 20, 2007 (inception) to December 31, 2010, the Company incurred a net loss of $379,743.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009 and
for the Period August 20, 2007 (Inception) to December 31, 2010

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

NOTE 3 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the years ended December 31, 2010 and 2009 were $120,000 and $120,000, respectively.  As of December 31, 2010, total accrued consulting fees due related party were $300,000.

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2010 and 2009 and
for the Period August 20, 2007 (Inception) to December 31, 2010

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:

	December 31, 2010	December 31, 2009

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,190
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	22,666	17,199
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	5,305
-due April 1, 2012	4,000	4,000
-due May 20, 2012	15,175	15,175
-due April 8, 2013	4,811	-
-due December 1, 2013	4,612	-

Total	70,759	55,869
Less: current portion	(36,856)	(31,389)

Noncurrent portion	$33,903	$24,480

The First and Second Stockholder each own approximately 41% of the Company’s issued and outstanding shares of common stock at December 31, 2010.  The loans are non-interest bearing, and are due on demand.

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

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009 and
for the Period August 20, 2007 (Inception) to December 31, 2010

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

NOTE 6 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2010, deferred tax assets consist of:

Net operating loss carryforward	$27,113
Less valuation allowance	(27,113)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $27,113 attributable to the future utilization of the $79,743 net operating loss carryforward as of December 31, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $79,743 expires in years 2027, 2028, 2029 and 2030 in the amounts of $19,998, $26,343, $18,790 and $14,612, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

ALPINE MANAGEMENT LIMITED
 (A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2010 and 2009 and
for the Period August 20, 2007 (Inception) to December 31, 2010

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.