Form 10-Q
period 2011-03-31
Alpine Management LTD
filed 2011-05-11
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to...............

Commission File Number 000-52926

ALPINE MANAGEMENT LIMITED
-------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 12,145,572 shares outstanding as of May 9, 2011.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2011 (Unaudited)
and December 31, 2010	F-2

Statements of Operations for the three months ended
March 31, 2011 and 2010 and for the period August 20,
2007 (date of inception) to March 31, 2011 (Unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2011 and 2010 and for the period August 20,
2007 (date of inception) to March 31, 2011 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$4,238	$4,700
Prepaid expenses	356	356

Total current assets	4,594	5,056

Other assets	-	-

Total assets	$4,594	$5,056

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$6,400	$430
Accrued consulting fees due related party	330,000	300,000
Loans payable to related parties - current portion	36,856	36,856

Total current liabilities	373,256	337,286

Loans payable to related parties	37,903	33,903

Total liabilities	411,159	371,189

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares authorized, 12,145,572 (2010: 12,145,572 ) shares issued and outstanding	1,215	1,215
Additional paid-in capital	12,395	12,395
Deficit accumulated during the development stage	(420,175)	(379,743)

Total stockholders' equity (deficiency)	(406,565)	(366,133)

Total liabilities and stockholders' equity (deficiency)	$4,594	$5,056

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2011	March 31, 2010	March 31, 2011)

Revenues	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	330,000
General and administrative	10,432	6,950	90,175

Total expenses	40,432	36,950	420,175

Net loss	$(40,432)	$(36,950)	$(420,175)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding, basic and diluted	12,145,572	12,145,572

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months	Three Months	(August 20,
	Ended	Ended	2007 to
	March 31, 2011	March 31, 2010	March 31, 2011)

Cash flows from operating activities:
Net loss	$(40,432)	$(36,950)	$(420,175)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(356)
Accounts payable and accrued expenses	5,970	6,225	6,400
Accrued consulting fees due related party	30,000	30,000	330,000

Net cash used in operating activities	(4,462)	(725)	(84,131)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	3,610
Increase in loans from related parties	4,000	-	74,759
Capital contributions	-	-	10,000

Net cash provided by financing activities	4,000	-	88,369

Net increase (decrease) in cash	(462)	(725)	4,238

Cash and cash equivalents (bank overdraft),
beginning of period	4,700	5,473	-

Cash and cash equivalents, end of period	$4,238	$4,748	$4,238

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period August 20, 2007 (Inception) to March 31, 2011
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period August 20, 2007 (Inception) to March 31, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2011, the Company had negative working capital of $368,662 and stockholders’ deficiency of $406,565  For the period August 20, 2007 (inception) to March 31, 2011, the Company incurred a net loss of $420,175.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  The consulting fees for the three months ended March 31, 2011 and 2010 were $30,000 and $30,000, respectively.  As of March 31, 2011, total accrued consulting fees due related party were $330,000.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period August 20, 2007 (Inception) to March 31, 2011
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	March 31, 2011	December 31, 2010

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,190
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	22,666	22,666
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	5,305
-due April 1, 2012	4,000	4,000
-due May 20, 2012	15,175	15,175
-due April 8, 2013	4,811	4,811
-due December 1, 2013	4,612	4,612
-due March 25, 2014	4,000	-

Total	74,759	70,759
Less: current portion	(36,856)	(36,856)

Noncurrent portion	$37,903	$33,903

The First and Second Stockholder each own approximately 41% of the Company’s issued and outstanding shares of common stock at March 31, 2011.  The loans are non-interest bearing, and are due on demand.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period August 20, 2007 (Inception) to March 31, 2011
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

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At March 31, 2011, deferred tax assets consist of:

Net operating loss carryforward	$30,660
Less valuation allowance	(30,660)

Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $30,660 attributable to the future utilization of the $90,175 net operating loss carryforward as of March 31, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $90,175 expires in years 2027, 2028, 2029, 2030 and 2031 in the amounts of $19,998, $26,343, $18,790, $14,612 and $10,432, respectively.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2011 and 2010
and for the Period August 20, 2007 (Inception) to March 31, 2011
(Unaudited)

NOTE 7 – INCOME TAXES (continued)

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

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition.  The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.  The audited financial statements of the acquired company must be furnished within 75 days following the effective date of a business combination.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of year 2011. For a comparison, during the first quarter of year 2010, the Company had no revenue as well.

However, a total of $40,432 of operating expenses were incurred during the three months ended March 31, 2011. This compares to $36,950 in expenses during the three months period ended March 31, 2010. The primary reason for the increase in operating expenses was the increase in the amount under general and administrative expense line item. General and administrative expenses for the three months period ended March 31, 2011 were $10,432. This compares to $6,950 in expenses during the first quarter of year 2010.  Of the total $40,432 operating expenses incurred during the first quarter of 2011, $30,000 was incurred as consulting fees to Alpine Venture Associates, LLC, which is controlled by James Hahn, our Chief Executive Officer and President. These consulting fees remain the same compared to the consulting fees incurred for the three months period ended March 31, 2010. As of March 31, 2011, total accrued consulting fees due Alpine Venture Associates, LLC were $330,000. This compares to $210,000 as of March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011 we had $4,238 in cash compared to $4,700 as of December 31, 2010.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Alpine Management Limited
(Registrant)

Date: May 9, 2011	By:	/s/ James Hahn
James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)