Form 10-Q
period 2011-06-30
Alpine Management LTD
filed 2011-07-22
CIK 1418243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 12,145,572 shares outstanding as of July 22, 2011.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Index to Financial Statements

Page

Balance Sheets as of June 30, 2011 (Unaudited)
and December 31, 2010	F-2

Statements of Operations for the three and six months ended
June 30, 2011 and 2010 and for the period August 20,
2007 (date of inception) to June 30, 2011 (Unaudited)	F-3

Statements of Cash Flows for the six months ended
June 30, 2011 and 2010 and for the period August 20,
2007 (date of inception) to June 30, 2011 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5 – F-9

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$90	$4,700
Prepaid expenses	356	356

Total current assets	446	5,056

Other assets	-	-

Total assets	$446	$5,056

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,550	$430
Accrued consulting fees due related party	360,000	300,000
Loans payable to related parties - current portion	61,336	36,856

Total current liabilities	422,886	337,286

Loans payable to related parties	16,423	33,903

Total liabilities	439,309	371,189

Stockholders' equity (deficiency):
Common stock, $.0001 par value; 50,000,000 shares authorized, 12,145,572 (2010: 12,145,572 ) shares issued and outstanding	1,215	1,215
Additional paid-in capital	12,395	12,395
Deficit accumulated during the development stage	(452,473)	(379,743)

Total stockholders' equity (deficiency)	(438,863)	(366,133)

Total liabilities and stockholders' equity (deficiency)	$446	$5,056

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months	Three Months	Six Months	Six Months	(August 20,
	Ended	Ended	Ended	Ended	2007 to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011)

Revenues	$-	$-	$-	$-	$-

Expenses:
Consulting fees to related party	30,000	30,000	60,000	60,000	360,000
General and administrative	2,298	2,281	12,730	9,231	92,473

Total expenses	32,298	32,281	72,730	69,231	452,473

Net loss	$(32,298)	$(32,281)	$(72,730)	$(69,231)	$(452,473)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	12,145,572	12,145,572	12,145,572	12,145,572

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months	Six Months	(August 20,
	Ended	Ended	2007 to
	June 30, 2011	June 30, 2010	June 30, 2011)

Cash flows from operating activities:
Net loss	$(72,730)	$(69,231)	$(452,473)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(356)
Accounts payable and accrued expenses	1,120	(1,125)	1,550
Accrued consulting fees due related party	60,000	60,000	360,000

Net cash used in operating activities	(11,610)	(10,356)	(91,279)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	3,610
Increase in loans from related parties	7,000	9,178	77,759
Capital contributions	-	-	10,000

Net cash provided by financing activities	7,000	9,178	91,369

Net increase (decrease) in cash	(4,610)	(1,178)	90

Cash and cash equivalents, beginning of period	4,700	5,473	-

Cash and cash equivalents, end of period	$90	$4,295	$90

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period August 20, 2007 (Inception) to June 30, 2011
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months period ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period August 20, 2007 (Inception) to June 30, 2011
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2011, the Company had negative working capital of $422,440 and stockholders’ deficiency of $438,863.  For the period August 20, 2007 (inception) to June 30, 2011, the Company incurred a net loss of $452,473.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company is making efforts to acquire a business with assets and operations.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED CONSULTING FEES DUE RELATED PARTY

On July 1, 2008, the Company entered into a consulting services agreement with a company (the “First Stockholder”) controlled by the Company’s chief executive officer. Under the agreement, the First Stockholder is to be paid a consulting fee of $10,000 per month to serve as the Company’s chief executive officer and president, find suitable acquisition targets and make required filings with the SEC.  As of June 30, 2011, total accrued consulting fees due related party were $360,000.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period August 20, 2007 (Inception) to June 30, 2011
(Unaudited)

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of:
	June 30, 2011	December 31, 2010

Due to First Stockholder, interest at 0%, due on demand	$14,190	$14,190
Due to an unrelated individual (the “Second Stockholder”), interest at 0%, due on demand	22,666	22,666
Due to First Stockholder, interest at 0%: -due February 23, 2012	5,305	5,305
-due April 1, 2012	4,000	4,000
-due May 20, 2012	15,175	15,175
-due April 8, 2013	4,811	4,811
-due December 1, 2013	4,612	4,612
-due March 25, 2014	4,000	-
-due April 11, 2014	3,000	-

Total	77,759	70,759
Less: current portion	(61,336)	(36,856)

Noncurrent portion	$16,423	$33,903

The First and Second Stockholder each own approximately 41% of the Company’s issued and outstanding shares of common stock at June 30, 2011.  The loans are non-interest bearing, and are due on demand.

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

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period August 20, 2007 (Inception) to June 30, 2011
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

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At June 30, 2011, deferred tax assets consist of:

Net operating loss carryforward	$31,441
Less valuation allowance	(31,441)

Net	$-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $31,441 attributable to the future utilization of the $92,473 net operating loss carryforward as of June 30, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward of $92,473 expires in years 2027, 2028, 2029, 2030 and 2031 in the amounts of $19,998, $26,343, $18,790, $14,612 and $12,730, respectively.

ALPINE MANAGEMENT LIMITED
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
and for the Period August 20, 2007 (Inception) to June 30, 2011
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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of year 2011. For a comparison, during the first quarter of year 2010, the Company had no revenue as well.

However, a total of $32,298 of operating expenses were incurred during the three months ended June 30, 2011. This compares to $32,281 in expenses during the three months period ended June 30, 2010. The primary reason for the increase in operating expenses was the increase in the amount under general and administrative expense line item. General and administrative expenses for the three months period ended June 30, 2011 were $2,298. This compares to $2,281 in expenses during the second quarter of year 2010.  Of the total $32,298 operating expenses incurred during the second quarter of 2011, $30,000 was incurred as consulting fees to Alpine Venture Associates, LLC, which is controlled by James Hahn, our Chief Executive Officer and President. These consulting fees remain the same compared to the consulting fees incurred for the three months period ended June 30, 2010. As of June 30, 2011, total accrued consulting fees due Alpine Venture Associates, LLC were $360,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 we had $90 in cash compared to $4,700 as of December 31, 2010.

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

(b)    Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Alpine Management Limited
(Registrant)

Date: July 22, 2011	By:	/s/ James Hahn
James Hahn
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)